Form 10KSB
period 2003-12-31
BUTTS INC
filed 2004-09-29
CIK 1136293

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                       Fiscal Year Ended December 31, 2003

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

                                  Common Stock
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $0

There were 720,000 shares of the Registrant's common stock outstanding as of December 31, 2003.

The aggregate market value of the 720,000 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0 on December 31, 2003.

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

         As of December 31, 2003, there were 15 record holders of the Company's common Stock.

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


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
- -------------

         Financial Condition and Changes in Financial Condition

         Liquidity and Capital Resources

     At year end,  the Company  had no cash  capital  and no other  assets.  The
Company has   liabilities  of $2,666.  The Company will be dependent  upon its officers for loans or cash advances to pay any expenses incurred. No commitment has been made to make loans or advances.


Results of Operations for Year ended December 31, 2003 Compared to Year Ended
- -----------------------------------------------------------------------------
December 31, 2002.
- ------------------

     The Company had no revenues or operations in the fiscal year in 2003 or 2002. The Company incurred expenses of $2,666 in 2003 compared to none in 2002. The net loss was ($2,666) in 2003 and none in 2002. The net loss per share was none in 2003 and nonminal in 2002.

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

Biographical Information

     Michael R. Butler, age 48, is Secretary/Treasurer and a Director of the Company. Mr. Butler was employed for 19 years by Amoco Production Company, an oil and gas producing company operating in the state of Wyoming. Mr. Butler has training and experience in waterflood injection/oil and gas producing operations, maintenance and wetland development. Mr. Butler is a Director of Hindsignt, Inc., ada Oil City Printers, a commercial printing business (since
1998). Mr. Butler was a Director and Secretary/Treasurer of The Art Boutique, Inc. until October 2003 and is a director of Brandy, Inc., and President and Director of Butts, Inc. He was an officer and director of Phillips 44, Inc. and Tempus, Inc. from 1997 to 2000 when those companies were acquired and merged into other companies.

     Brandy M. Caughron, age 28, is Secretary/Treasurer and a Director of the Company. Mrs. Caughron is currently employed by McMurray Oil Company as and Executive Accountant since 1999. She is attending Casper College working toward a duel degree in Business Administration and Geology.

     Ronald A. Shogren, age 59, is a Director of the Company. Mr. Shogren attended Eastern Montana College. Mr. Shogren has been a licensed general contractor from 1976 to present. Mr. Shogren has seventeen years experience as an insurance claims adjuster and presently owns and operates Cowboy State Claims service. Mr. Shogren is an officer and director of Shogi, Inc. and was an officer and director of Kearney, Inc., until 2000, when it merged with The Art Boutique, Inc.

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


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                          Year Ended December 31, 2003

                                    Annual Compensation                         Awards
======================== ========= ========== ============= ======================= ====================== ======================
Name and Principal                                                                                         Securities
Position                           Salary     Bonus ($)     Other Annual            Restricted Stock       Underlying
                         Year      ($)                      Compensation ($)        Award(s)($)            Options/SARs(#)
- ------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------

Michael R. Butler        2003      0          0             0                       0                      0
President
- ------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2002      0          0             0                       0                      0
- ------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2001      0          0             0                       0                      0
======================== ========= ========== ============= ======================= ====================== ======================
Brandy M. Caughron       2003      0          0             0                       0                      0
Secretary/Treasurer &
Director
- ------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2002      0          0             0                       0                      0
- ------------------------ --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2001      0          0             0                       0                      0
======================== ========= ========== ============= ======================= ====================== ======================
Ronald Shogren           2003      0          0             0                       0                      0

                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2002      0          0             0                       0                      0
                         --------- ---------- ------------- ----------------------- ---------------------- ----------------------
                         2001      0          0             0                       0                      0
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

     Audit Fees. MJC billed the Company $1,500 for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2003, and review of the interim financial statements included in quarterly reports on Form 10-QSB for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003. MJC billed the Company $1,500 for the 2002 audit and $1,500 for the 2003 Audit.

         There were no audit related fees in 2002 or 2003. There were no tax fees or other fees in 2002 or 2003 paid to Auditors or Auditors affiliates.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

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

Date: September 28, 2004
                                         /s/ Michael R. Butler
                                         ------------------------------------
                                         Michael R. Butler, President & Director



                                         DIRECTORS:


                                         /s/ Ronald A. Shogren
                                         ---------------------------------
                                         Ronald A. Shogren


                                         /s/ Brandy M. Caughron
                                         ---------------------------------
                                         Brandy M. Caughron

                                   BUTTS, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                   For Years Ended December 31, 2003 and 2002

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
BUTTS, Inc.
Casper, WY


We have audited the accompanying balance sheet of BUTTS, Inc., (A Development Stage Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002, and for the period September 29, 1999 (Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BUTTS, Inc., as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, and for the period September 29, 1999 (Inception) to December 31, 2003 in conformity with generally accepted accounting principles and standards of the PCAOB.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also noted in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Michael Johnson & Co. LLC
Denver, Colorado
June 30, 2004
/s/Michael Johnson & Co. LLC

                                  BUTTS, INC.
                         (A Devleopment Stage Company)
                                 Balance Sheets
                                  December 31,




                                                                                  2003                    2002
                                                                               ------------            ------------

ASSETS;

   Current Assets:
      Cash                                                                         $ -                     $ -
                                                                               ------------            ------------

Total Current Assets                                                                 -                       -
                                                                               ------------            ------------

TOTAL ASSETS                                                                       $ -                     $ -
                                                                               ============            ============


LIABILITIES &STOCKHOLDERS' EQUITY

   Current Liabilities:
       Accounts Payable                                                             $2,666                $ -
                                                                               ------------            ------------

Total Current Liabilities                                                            2,666                  -
                                                                               ------------            ------------

   Stockholders' Equity:
     Common stock, $.001 par value, 50,000,000 shares
     authorized,  720,000 shares issued and outstanding                                720                     720
    Additional Paid-In Capital                                                       1,380                   1,380
    Deficit accumulated during the
      development stage                                                             (4,766)                 (2,100)
                                                                               ------------            ------------

Total Stockholders' Equity (Deficit)                                               (2,666)                   -
                                                                               ------------            ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                 $ -                     $ -
                                                                               ============            ============

The accompanying notes are an integral part of these financial statements.



                                  BUTTS, INC.
                         (A Development Stage Company)
                            Statements of Operations




                                                                                                      September 29,
                                                                                                          1999
                                                                  Year Ended                          (Inception) to
                                                                   December 31,                         December 31,
                                                            2003                    2002                     2003
                                                            ----                    ----                     ----

Revenue:
                                                             $ -                     $ -                      $ -
                                                       ---------                ---------                --------
Total Income                                                   -                       -                        -

Costs and Expenses:
     Accounting Fees                                           -                       -                    1,914
     Legal Fees                                            2,666                       -                    2,666
     Filing Fees                                               -                       -                      211
                                                       ---------                ---------                --------
Total Expenses                                             2,666                       -                    4,791
                                                       ---------                ---------                ---------
Net Loss From Operations                                  (2,666)                      -                   (4,791)
                                                       ---------                ---------                ---------
Other Income and Expenses
     Interest Income                                           -                       -                       25
                                                       ---------                ---------                ---------
Net Loss                                                $ (2,666)                    $ -                 $ (4,766)
                                                       =========                ==========               =========
Per Share Information:

     Weighted average number
     of common shares outstanding                        720,000                  720,000
                                                       =========                ==========
Net Loss per common share                              (*)                      (*)
                                                       =========                ==========
* Less than $.01

The accompanying notes are an integral part of these financial statements.



                                  BUTTS, INC.
                         (A Development State Company)
                         Stockholders' Equity (Deficit)
                               December 31, 2003





                                                                                           Deficit
                                                                       Additional         Accum. During        Total
                                        Common Stock                    Paid-In          Development         Stockholders'
                                        # of Shares      Amount         Capital             Stage              Equity
                                        -----------      ------         -------             -----              ------


Issuance for Cash                          630,000          $ 630          $ 1,170                 $ -         $ 1,800

Issuance for Cash                           90,000             90              210                   -             300

Net Loss for Period                              -              -               -               (1,493)         (1,493)
                                           -------          -----          -------            ---------
Balance -  December 31, 1999               720,000            720            1,380              (1,493)            607
                                           -------          -----          -------            ---------       ---------
Net Loss for Year                                -              -               -                  (99)            (99)
                                           -------          -----          -------            ---------       ---------
Balance -  December 31, 2000               720,000            720            1,380              (1,592)            508
                                           -------          -----          -------            ---------       ---------
Net Loss for Year                                -              -               -                 (508)           (508)
                                           -------          -----          -------            ---------       ---------
Balance -  December 31, 2001               720,000            720            1,380              (2,100)              -
                                           -------          -----          -------            ---------       ---------
Net Loss for Year                                -              -               -                    -               -
                                           -------          -----          -------            ---------       ---------
Balance -  December 31, 2002               720,000            720            1,380              (2,100)              -
                                           -------          -----          -------            ---------       ---------
Net Loss for Year                                -              -               -               (2,666)         (2,666)
                                           -------          -----          -------            ---------       ---------
Balance -  December 31, 2003               720,000          $ 720          $ 1,380            $ (4,766)       $ (2,666)
                                           =======          =====          =======            =========       =========

The accompanying notes are an integral part of these financial statements.



                                  BUTTS, INC.
                          (A Devlopment Stage Company)
                            Statements of Cash Flow

                                Indirect Method




                                                                                                                       September 29,
                                                                                                                            1999
                                                                                            Year Ended                (Inception) to
                                                                                           December 31,                 December 31,
                                                                                   2003                    2002               2003
                                                                                   ----                    ----               ----

Cash Flows from Operating Activities:

     Net Loss                                                                   $ (2,666)                  $ -             $ (4,766)

    Increase in Accounts Payable                                                   2,666                     -                2,666
                                                                                ---------                  -----           ---------
Net Cash  Provided by Operating Activities                                             -                     -               (2,100)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                                      -                     -                2,100
                                                                                ---------                  -----           ---------
Net Cash Provided by Finacing Activities                                               -                     -                2,100
                                                                                ---------                  -----           ---------
Net Increase in Cash & Cash Equivalents                                                -                     -                     -

Beginning Cash & Cash Equivalents                                                      -                     -                     -
                                                                                ---------                  -----           ---------
Ending Cash & Cash Equivalents                                                       $ -                   $ -                   $ -
                                                                                =========                  =====           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for Interest                                                          $ -                   $ -                   $ -
                                                                                =========                  =====           =========
     Cash paid for Income Taxes                                                      $ -                   $ -                   $ -
                                                                                =========                  =====           =========

The accompanying notes are an integral part of these financial statements.

                                   BUTTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003



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

                                   BUTTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003

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

Deferred tax assets:
         Net operating loss carryforwards                           $ 4,766
         Valuation allowance                                         (4,766)
                                                                     -------
         Net deferred tax assets                                    $     0
                                                                     ========

At December 31, 2001, the Company had net operating loss carryforwards of approximately $4,766 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2010.

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

Note 6 - Financial Accounting Developments:

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" and interpretation of ARB (Accounting Research Bulletin) No. 51. The interpretation addresses consolidation and disclosure issues associated with variable interest entities. In October 2003, the effective date of FIN 46 for variable interest entities in existence prior to February 1, 2003, was delayed to December 31, 2003. In December 2003, the FASB issued a revised version of FIN 46, which effectively delayed implementation until March 2004, with earlier adoption permitted. SFAS 46 did not materially effect the financial statements.

                                   BUTTS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2003


Note 6 - Financial Accounting Developments (Cont):

In March 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 did not materially effect the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS 150 did not materially effect the financial statements.

Note 7 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.