Form 10QSB
period 2004-03-31
BUTTS INC
filed 2004-10-07
CIK 1136293

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
March 31, 2004                                           000-31887


                                 BUTTS, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Wyoming                                                              83-319519
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


214 S. Center, Casper, Wyoming                                     82601
- ------------------------------------                            -----
(Address of principal executive offices)                       (Zip Code)


                                      None
                                  ------------
                         (Registrant's Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           Yes  X        No
                              -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   720,000 common shares as of March 31, 2004

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been prepared by Shogi, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2002, included in the Company's Form 10-SB.

                                   BUTTS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    FOR THE THREE-MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s




                            ACCOUNTANTS REVIEW REPORT


Board of Directors
BUTTS, Inc.


We have reviewed the accompanying balance sheet of Butts, Inc. (A Development Stage Company) as of March 31, 2004 and the related statements of operations for the three-months ended March 31, 2004 and 2003, and for the period September 29, 1999 (inception) to March 31, 2004, stockholders' equity for the period ended March 31, 2004, cash flows for the three-month period ended March 31, 2004 and 2003and for the period September 29, 1999 (inception) to March 31, 2004 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated June 30, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Michael Johnson & Co., LLC
Denver, Colorado
June 30, 2004
/s/Michael Johnson & Co., LLC



                                  BUTTS, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)



                                                                      March 31,            December 31,
                                                                         2004                 2003
                                                                         ----                 ----
ASSETS:
Current Assets:
   Cash                                                                        $ -                 $ -
                                                                    ---------------        ------------

      Total Current Assets                                                       -                   -
                                                                    ---------------        ------------

TOTAL ASSETS                                                                   $ -                 $ -
                                                                    ===============        ============


LIABILITIES &STOCKHOLDERS' EQUITY:
Current Liabilities:
     Accounts Payable                                                      $ 2,666             $ 2,666
                                                                    ---------------        ------------

          Total Current Liabilities                                          2,666               2,666
                                                                            ------              -----

Stockholders' Equity:
Common Stock, $.001; 50,000,000 shares authorized;
   720,000 shares issued and outstanding                                       720                 720
Additional Paid-In Capital                                                   1,380               1,380
Deficit accumulated during the development stage                            (4,766)             (2,100)
                                                                    ---------------        ------------

      Total stockholders' equity                                            (2,666)                  -
                                                                    ---------------        ------------

TOTAL STOCKHOLDERS' EQUITY                                                     $ -                 $ -
                                                                    ===============        ============

See Accountants Review Report



                                  BUTTS, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)




                                                                                               Sept. 29, 1999
                                                       Three-Month Period Ended                (Inception to)
                                                               March 31,                           March 31,
                                                   ------------------------------

                                                        2004              2003                     2004
                                                   ---------------    --------------           -------------

Revenue                                                       $ -               $ -                     $ -
                                                   ---------------    --------------           -------------

Expenses:

    Accounting                                                  -                 -                   1,914
    Legal Fees                                                  -             2,666                   2,666
    Filing Fees                                                 -                 -                     211
                                                   ---------------    --------------           -------------

        Total Expenses                                          -             2,666                   4,791
                                                   ---------------    --------------           -------------

Other Income/Expense:

     Interest Income                                            -                 -                      25
                                                   ---------------    --------------           -------------

Net Loss                                                      $ -          $ (2,666)               $ (4,766)
                                                   ===============    ==============           =============

Net Loss per share common stock                               (*)               (*)
                                                   ===============    ==============

Weighted average number of
   common shares outstanding                              720,000           720,000
                                                   ===============    ==============


* Less than a $.01 per share

See Accountants Review Report


                                  BUTTS, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)






                                                                                                    Sept. 29, 1999
                                                                Three-Month Period Ended            (Inception) to
                                                                        March 31,                    March 31,
                                                            ---------------------------------

                                                                2004                2003                2004
                                                            --------------       ------------       --------------

Cash Flows from Operating Activities:
Net Loss                                                              $ -           $ (2,666)            $ (4,766)

Increase in Accounts Payable                                            -              2,666                2,666
                                                            --------------       ------------       --------------

Net Cash Flows Provided by Operating Activities                         -                  -               (2,100)
                                                            --------------       ------------       --------------

Cash Flows from Financing Activities:
   Issuance of Common Stock                                             -                  -                2,100
                                                            --------------       ------------       --------------

Net Cash Flows Provided by Financing Activities                         -                  -                2,100
                                                            --------------       ------------       --------------

Net Increase (Decrease) in Cash                                         -                  -                    -
                                                            --------------       ------------       --------------

Cash at Beginning of Period                                            -                   -                    -
                                                            --------------       ------------       --------------

Cash at End of Period                                                 $ -                $ -                  $ -
                                                            ==============       ============       ==============

Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                            $ -                $ -                  $ -
                                                            ==============       ============       ==============

    Cash paid for taxes                                               $ -                $ -                  $ -
                                                            ==============       ============       ==============


See Accountants Review Report



                                  BUTTS, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 March 31, 2004
                                  (Unaudited)




                                                                                                            Deficit
                                                                                     Additional            Accum. During
                                               Common Stock                             Paid-In           the Development
                                             ------------------------------------

                                               # of Shares            Amount            Capital              Stage           Totals
                                               -----------            ------            -------              -----           ------



Issuance of Stock for Cash                            630,000              $ 630            $ 1,170                 $ -     $ 1,800

Issuance of Stock for Cash                             90,000                 90                210                   -         300

Net Loss for Period                                         -                  -                                 (1,493)     (1,493)
                                             -----------------    ---------------    ---------------    ----------------    --------

Balance - December 31, 1999                           720,000                720              1,380              (1,493)        607
                                             -----------------    ---------------    ---------------    ----------------    --------

Net Loss for year                                           -                  -                                    (99)        (99)
                                             -----------------    ---------------    ---------------    ----------------    --------

Balance - December 31, 2000                           720,000                720              1,380              (1,592)        508
                                             -----------------    ---------------    ---------------    ----------------    --------

Net Loss for year                                           -                  -                                   (508)       (508)
                                             -----------------    ---------------    ---------------    ----------------    --------

Balance - December 31, 2001                           720,000                720              1,380              (2,100)          -
                                             -----------------    ---------------    ---------------    ----------------    --------

Net Loss for Year                                           -                  -                                      -           -
                                             -----------------    ---------------    ---------------    ----------------    --------

Balance - December 31, 2002                           720,000                720              1,380              (2,100)          -
                                             -----------------    ---------------    ---------------    ----------------    --------

Net Loss for Year                                           -                  -                                 (2,666)     (2,666)
                                             -----------------    ---------------    ---------------    ----------------    --------

Balance - December 31, 2003                           720,000                720              1,380              (4,766)     (2,666)
                                             -----------------    ---------------    ---------------    ----------------    --------

Net Loss for Period                                         -                  -                                      -           -
                                             -----------------    ---------------    ---------------    ----------------    --------

Balance - March 31, 2004                              720,000              $ 720            $ 1,380            $ (4,766)   $ (2,666)
                                             =================    ===============    ===============    ================    ========


See Accountants Review Report

                                   BUTTS, INC.
                          (A Development Stage Company)
                                 March 31, 2004





Note 1 - Presentation of Interim Information

In the opinion of the management of Butts, Inc., (a Development Stage Company) the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three-months ended March 31, 2004 and 2003 and the period September 29, 1999 (inception) to March 31, 2004, and cash flows for the three-months ended March 31, 2004 and 2003, and for the period September 29, 1999 (Inception) to March 31, 2004. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2003.

Note 2 - Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is in the developments stage and has not earned any revenue from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustment that might result from the outcome of these uncertainties. Management is seeking new capital to revitalize the Company.

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of Butts, Inc. ("Butts, Inc.," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause Butts, Inc. actual results to be materially different from any future results expressed or implied by Butts, Inc. in those statements. Important facts that could prevent Butts, Inc. from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e) failure to commercialize its technology or to make sales;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

     There is no assurance that the Company will ever be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

     The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
--------------

         The Company had no revenue or operations for the period. There can be no assurance that the Company will be able to complete a merger with an operating company. Due to the lack of a specified business opportunity, the Company is unable to predict the period for which it can conduct operations.

Comparison of Operating Results for the Three Months Ended March 31, 2004
-------------------------------------------------------------------------------
and March 31, 2003
------------------------

     The Company had no revenues for the quarter in 2004 or 2003. The Company incurred no expenses in the quarter in 2004 but incurred expenses of $2,666 in 2003. The company had no loss on operations in 2004 as compared to ($2,666) in 2003 in the quarter. The loss per share was none in 2004 and nominal in 2003.

Liquidity and Capital Resources
- -------------------------------

     At March 31, 2004, the Company had no cash and no other assets with which to conduct operations. The lack of liquidity or liquid assets raises substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain operations. To meet required current operating expenses the Company is totally dependent upon its principal shareholder to advance funds until the Company has acquired another entity that has sufficient resources to fund the Company's operations.

     Once the Company has identified an appropriate business combination, lack of existing capital may be a sufficient impediment to prevent its consummation. And if a business combination is completed, the Company's needs for additional financing is likely to increase substantially.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to negotiate to commence or acquire a business during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing any business.

     The Company will need to raise substantial additional funds to conduct any business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no revenues, minimal cash, nominal other assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy.

     Management hopes to develop a business plan and will need to seek and obtain funding, via loans or private placements of stock, for operations and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.


Item 3. Evaluation of Internal and Disclosure Controls
-------------------------------------------------------

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

Trends: The company expects that the trend of no income and ongoing losses will continue in the future until a business combination has been made which may afford revenues and potential cash flows. No assurance can be made that any such combination will ever occur.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
- - --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
- - ------------------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- - ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- - ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- - --------------------------

         (Not applicable)

Item 6. Exhibits and Reports on Form 8-K.
- - -----------------------------------------

         (a) Exhibits

          32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification

         (b) Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  SHOGI, INC.

Date: October 5, 2003

                                            /s/ Michael R. Butler
                                         ------------------------------------
                                         Michael R. Butler, President & Director