Form 10QSB
period 2004-06-30
BUTTS INC
filed 2004-10-07
CIK 1136293

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
June 30, 2004                                           000-31887


                                 BUTTS, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Wyoming                                                              83-319519
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


214 S. Center, Casper, Wyoming                                     82601
- ------------------------------------                            -----
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

                   720,000 common shares as of June 30, 2004

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated by this reference.

         The financial statements have been prepared by Butts, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003, included in the Company's Form 10-SB.

                                   BUTTS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                     FOR THE SIX-MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s



                            ACCOUNTANTS REVIEW REPORT



Board of Directors
Butts, Inc.
Casper, WY


We have reviewed the accompanying balance sheet of Butts, Inc. (A Development Stage Company) as of June 30, 2004 and the related statements of operations for the three and six months ended June 30, 2004 and 2003, and for the period September 29, 1999 (inception) to June 30, 2004, and statements of cash flows for the six-months ended June 30, 2004 and for the period September 29, 1999 (inception) to June 30, 2004 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated June 28, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been presented assuming the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Michael Johnson & Co., LLC
Denver, Colorado

July 1, 2004
/s/Michael Johnson & Co., LLC


                                  BUTTS, INC.
                         (A Development Stage Company)
                                 Balance Sheets
                                  (Unaudited)





                                                                             June 30,             December 31,
                                                                               2004                   2003
                                                                         -----------------        -------------
ASSETS:
Current Assets:
   Cash                                                                               $ -                  $ -
                                                                         -----------------        -------------

      Total Current Assets                                                              -                    -
                                                                         -----------------        -------------

TOTAL ASSETS                                                                          $ -                  $ -
                                                                         =================        =============


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Accounts Payable                                                             $ 2,666              $ 2,666
                                                                         -----------------        -------------

        Total Current Liabilities                                                   2,666                2,666
                                                                         -----------------        -------------

Stockholders' Equity:
Common Stock, $.001; 50,000,000 shares authorized;
   720,000 shares issued and outstanding                                              720                  720
Additional Paid-In Capital                                                          1,380                1,380
Deficit accumulated during the development stage                                   (4,766)              (4,766)
                                                                         -----------------        -------------

      Total stockholders' equity                                                   (2,666)              (2,666)
                                                                         -----------------        -------------

TOTAL STOCKHOLDERS' EQUITY                                                            $ -                  $ -
                                                                         =================        =============

See Accountant's Review Report



                                  BUTTS, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)




                                                                                                      Sept. 29, 1999
                                        Three-Month Period Ended         Six-Month Period Ended       (Inception to)
                                       June 30,                      June 30,                          June 30,
                                      --------------------------    --------------------------         --------------

                                         2004           2003           2004           2003               2004
                                      -----------    -----------    -----------    -----------        -----------

Revenue                                      $ -            $ -            $ -            $ -                $ -
                                      -----------    -----------    -----------    -----------        -----------

Expenses:

    Accounting                                 -              -              -              -              1,914
    Legal Fees                                 -              -              -          2,666              2,666
    Filing Fees                                -              -              -              -                211
                                      -----------    -----------    -----------    -----------        -----------

        Total Expenses                         -              -              -          2,666              4,791
                                      -----------    -----------    -----------    -----------        -----------

Other Income/Expenses:

    Interest Income                            -              -              -              -                 25
                                      -----------    -----------    -----------    -----------        -----------

Net Loss                                     $ -            $ -            $ -       $ (2,666)          $ (4,766)
                                      ===========    ===========    ===========    ===========        ===========

Net Loss per share common stock              $ -            $ -            $ -            $ -
                                      ===========    ===========    ===========    ===========

Weighted average number of
   common shares outstanding             720,000        720,000        720,000        720,000
                                      ===========    ===========    ===========    ===========

See Accountants Review Report


                                   BUTTS INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                Indirect Method

                                                                                                   Sept. 29, 1999
                                                                Six-Month Period Ended             (Inception) to
                                                              June 30,                               June 30,
                                                            --------------------------------

                                                                2004               2003                2004
                                                            -------------       ------------       --------------

Cash Flows from Operating Activities:
Net Loss                                                             $ -           $ (2,666)            $ (4,766)

Increase in Accounts Payable                                           -              2,666                2,666
                                                            -------------       ------------       --------------

Net Cash Flows Provided by Operating Activities                        -                  -               (2,100)
                                                            -------------       ------------       --------------

Cash Flows from Financing Activities:
   Issuance of Common Stock                                            -                  -                2,100
                                                            -------------       ------------       --------------

Net Cash Flows Provided by Financing Activities                        -                  -                2,100
                                                            -------------       ------------       --------------

Net Increase (Decrease) in Cash                                        -                  -                    -
                                                            -------------       ------------       --------------

Cash at Beginning of Period                                           -                   -                    -
                                                            -------------       ------------       --------------

Cash at End of Period                                                $ -                $ -                  $ -
                                                            =============       ============       ==============

Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                           $ -                $ -                  $ -
                                                            =============       ============       ==============

    Cash paid for taxes                                              $ -                $ -                  $ -
                                                            =============       ============       ==============


See Accountant's Review Report



                                  BUTTS, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                                 June 30, 2004
                                  (Unaudited)



                                                                                                            Deficit
                                                                                       Additional          Accum. During
                                               Common Stock                             Paid-In           the Development
                                             ------------------------------------

                                               # of Shares            Amount            Capital              Stage           Totals
                                               -----------            ------            -------              -----           -------



Issuance of Stock for Cash                            630,000              $ 630            $ 1,170                 $ -     $ 1,800

Issuance of Stock for Cash                             90,000                 90                210                   -         300

Net Loss for Period                                         -                  -                                 (1,493)     (1,493)
                                             -----------------    ---------------    ---------------    ----------------    --------

Balance - December 31, 1999                           720,000                720              1,380              (1,493)        607
                                             -----------------    ---------------    ---------------    ----------------    --------

Net Loss for year                                           -                  -                                    (99)        (99)
                                             -----------------    ---------------    ---------------    ----------------    --------

Balance - December 31, 2000                           720,000                720              1,380              (1,592)        508
                                             -----------------    ---------------    ---------------    ----------------    --------

Net Loss for year                                           -                  -                                   (508)       (508)
                                             -----------------    ---------------    ---------------    ----------------    --------

Balance - December 31, 2001                           720,000                720              1,380              (2,100)          -
                                             -----------------    ---------------    ---------------    ----------------    --------

Net Loss for Year                                           -                  -                                      -           -
                                             -----------------    ---------------    ---------------    ----------------    --------

Balance - December 31, 2002                           720,000                720              1,380              (2,100)          -
                                             -----------------    ---------------    ---------------    ----------------    --------

Net Loss for Year                                           -                  -                                 (2,666)     (2,666)
                                             -----------------    ---------------    ---------------    ----------------    --------

Balance - December 31, 2003                           720,000                720              1,380              (4,766)     (2,666)
                                             -----------------    ---------------    ---------------    ----------------    --------

Net Loss for Period                                         -                  -                  -                   -           -
                                             -----------------    ---------------    ---------------    ----------------    --------

Balance - June 30, 2004                               720,000              $ 720            $ 1,380            $ (4,766)   $ (2,666)
                                             =================    ===============    ===============    ================    ========


See Accountant's Review Report

                                   BUTTS, INC.
                          (A Development Stage Company)
                                  June 30, 2004
                                   (Unaudited)




Note 1 - Presentation of Interim Information:

In the opinion of the management of Butts, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three-months ended June 30, 2004 and 2003 and the period September 29, 1999 (inception) to June 30, 2004, and cash flows for the six-months ended June 30, 2004 and 2003, and for the period September 29, 1999 (Inception) to June 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------

                            BUTTS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of the Company ("Butts, Inc.," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied by the Company in those statements. Important facts that could prevent the Company from achieving any stated goals include, but are not limited to, the following:

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

                  (e)      failure achieve sales or revenues;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

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


Financial condition:

     The Company has working capital deficit of $(2,666 approximately) at June 30, 2004. The Company is still seeking additional equity capital, or a merger partner.

Results of Operations for Quarter Ended June 30, 2004 as compared to same Quarter in 2003:

Revenues:   Revenues  for the  second  quarter  of 2004 and 2003 were none.

Expenses in the second quarter of 2004 and 2003 were none. Operating losses were none in the quarter in 2004 or 2003.

     The net profit/loss per share was none in the quarter in 2004 and 2003.

Results of Operations for the Six Month Ended June 30, 2004 as compared to same Period in 2003:

     The Company had no revenues in the period in 2004 or in 2003. The Company incurred no expenses in the period in 2004 compared to $2,666 in the period in 2003. The Company had no loss in the six months of 2004 compared to ($2,666) in the period in 2003. The loss per share was none in the period in 2004 and nominal in 2003.

     The company expects the trend of losses to continue until the company is able to achieve revenues sufficient to cover expenses of which there is no assurance.

NEED FOR ADDITIONAL FINANCING

     The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. In the event the Company is able to complete business operations during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to carry out its business.

The Company will need to raise additional funds to conduct its business activities in the next twelve months.

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

     The Company's auditor has issued a "going concern" qualification as part of his opinion in the Audit Report. There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, limited capital, debt in excess of $2,666, all of which is current, no cash, and no other assets, and no capital commitments. The effects of such conditions could cause the Company's bankruptcy.

     Management hopes to develop its business plan and will need, at which to seek and obtain funding, via loans or private placements of stock for operations debt and to provide working capital. Management has plans to seek capital in the form of loans or stock private placements in the next quarter.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2004, the Company had carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

                           PART II - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGES IN SECURITIES

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None in the period ended June 30, 2004

ITEM 5.       OTHER INFORMATION

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(A)       32    Sarbanes-Oxley Certification
          33    Sarbanes-Oxley Certification


(B)  Reports  on Form  8-K -

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