Form 10QSB
period 2004-09-30
BUTTS INC
filed 2004-11-19
CIK 1136293

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
- -----------------                                   ----------------------
September 30, 2004                                           000-31887


                                 BUTTS, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


Wyoming                                                              83-319519
- --------                                                           ----------
(State of incorporation)                               IRS Employer ID Number


214 S. Center, Casper, Wyoming                                     82601
- ------------------------------------                            -----
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

                                   BUTTS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                  FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

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
Member:  A.I.C.P.A.                                         Fax:  (303) 796-0137
Colorado Society of C.P.A.s








                            ACCOUNTANTS REVIEW REPORT



Board of Directors
Butts, Inc.
Casper, WY

We have reviewed the accompanying balance sheet of Butts, Inc. (A Development Stage Company) as of September 30, 2004 and the related statements of operations for the three and nine-months ended September 30, 2004 and 2003, and for the period September 29, 1999 (inception) to September 30, 2004, and statements of cash flows for the nine-months ended September 30, 2004 and 2003, and for the period September 29, 1999 (inception) to Sept 30, 2004 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States and standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated June 28, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

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

Michael Johnson & Co., LLC
Denver, Colorado
November 17, 2004
/s/Michael Johnson & Co., LLC


                                  BUTTS, INC.
                         (A Development Stage Company)
                           Balance Sheets (Unaudited)




                                                                          September 30,           December 31,
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

See Accountant's Reveiw Report



                                  BUTTS, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)





                                                                                                      Sept. 29, 1999
                                        Three-Month Period Ended         Nine-Month Period Ended      (Inception to)
                                            September 30,                 September 30,               September 30,
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
                                      ===========    ===========    ===========    ===========

See Accountant's Review Report



                                  BUTTS, INC.
                         (A Development Stage Company)
                         Stockholders' Equity (Deficit)
                               September 30, 2004
                                  (Unaudited)





                                                                                                            Deficit
                                                                                       Additional          Accum. During
                                               Common Stock                             Paid-In           the Development
                                               # of Shares            Amount            Capital              Stage            Totals
                                               -----------            ------            -------              -----            ------




Issuance of Stock for Cash                            630,000              $ 630            $ 1,170                 $ -     $ 1,800

Issuance of Stock for Cash                             90,000                 90                210                   -         300

Net Loss for Period                                         -                  -                                 (1,493)     (1,493)
                                             -----------------    ---------------    ---------------    ----------------    --------
Balance - December 31, 1999                           720,000                720              1,380              (1,493)        607
                                             -----------------    ---------------    ---------------    ----------------    --------
Net Loss for year                                           -                  -                                    (99)        (99)
                                             -----------------    ---------------    ---------------    ----------------    --------
Balance - December 31, 2000                           720,000                720              1,380              (1,592)        508
                                             -----------------    ---------------    ---------------    ----------------    --------
Net Loss for year                                           -                  -                                   (508)       (508)
                                             -----------------    ---------------    ---------------    ----------------    --------
Balance - December 31, 2001                           720,000                720              1,380              (2,100)          -
                                             -----------------    ---------------    ---------------    ----------------    --------
Net Loss for Year                                           -                  -                                      -           -
                                             -----------------    ---------------    ---------------    ----------------    --------
Balance - December 31, 2002                           720,000                720              1,380              (2,100)          -
                                             -----------------    ---------------    ---------------    ----------------    --------
Net Loss for Year                                           -                  -                                 (2,666)     (2,666)
                                             -----------------    ---------------    ---------------    ----------------    --------
Balance - December 31, 2003                           720,000                720              1,380              (4,766)     (2,666)
                                             -----------------    ---------------    ---------------    ----------------    --------
Net Loss for Period                                         -                  -                  -                   -           -
                                             -----------------    ---------------    ---------------    ----------------    --------
Balance - September 30, 2004                          720,000              $ 720            $ 1,380            $ (4,766)   $ (2,666)
                                             =================    ===============    ===============    ================    ========

See Accountant's Review Report



                                  BUTTS, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                Indirect Method






                                                                                                   Sept. 29, 1999
                                                                Nine-Month Period Ended            (Inception) to
                                                                    September 30,                  September 30,
                                                            --------------------------------       --------------
                                                                2004               2003                2004
                                                            -------------       ------------       --------------
Cash Flows from Operating Activities:
Net Loss                                                             $ -           $ (2,666)            $ (4,766)

Increase in Accounts Payable                                           -              2,666                2,666
                                                            -------------       ------------       --------------
Net Cash Flows Provided by Operating Activities                        -                  -               (2,100)
                                                            -------------       ------------       --------------
Cash Flows from Financing Activities:
   Issuance of Common Stock                                            -                  -                2,100
                                                            -------------       ------------       --------------
Net Cash Flows Provided by Financing Activities                        -                  -                2,100
                                                            -------------       ------------       --------------
Net Increase (Decrease) in Cash                                        -                  -                    -
                                                            -------------       ------------       --------------
Cash at Beginning of Period                                            -                  -                    -
                                                            -------------       -------------      --------------
Cash at End of Period                                                $ -                $ -                  $ -
                                                            =============       ============       ==============
Supplemental Disclosure of Cash Flows Information:

    Cash paid for interest                                           $ -                $ -                  $ -
                                                            =============       ============       ==============
    Cash paid for taxes                                              $ -                $ -                  $ -
                                                            =============       ============       ==============

See Accountant's Review Report

                                   BUTTS, INC.
                          (A Development Stage Company)
                               September 30, 2004
                                   (Unaudited)




Note 1 - Presentation of Interim Information:

In the opinion of the management of Butts, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three and nine-months ended September 30, 2004 and 2003 and the period September 29, 1999 (inception) to September 30, 2004, and cash flows for the nine-months ended September 30, 2004 and 2003, and for the period September 29, 1999 (Inception) to September 30, 2004. Interim results are not necessarily indicative of results for a full year.

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

                  (e)      failure to achieve sales or revenues;

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


Financial condition:

     The Company has working capital deficit of $(2,666 approximately) at September 30, 2004. The Company is still seeking additional equity capital, or a merger partner.

Results of Operations for Quarter Ended September 30, 2004 as compared to same Quarter in 2003:

Revenues:   Revenues  for the  third  quarter  of 2004 and 2003 were none.

Expenses in the third quarter of 2004 and 2003 were none. Operating losses were none in the quarter in 2004 or 2003.

     The net profit/loss per share was none in the quarter in 2004 and 2003.

Results of Operations for the Nine Month Ended September 30, 2004 as compared to same Period in 2003:

     The Company had no revenues in the period in 2004 or in 2003. The Company incurred no expenses in the period in 2004 compared to $2,666 in the period in 2003. The Company had no loss in the nine months of 2004 compared to ($2,666) in the period in 2003. The loss per share was none in the period in 2004 and nominal in 2003.

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

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2004, the Company had carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                  None in the period ended September 30, 2004

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


                                                  BUTTS, INC.

Date: November 18, 2003

                                            /s/ Michael R. Butler
                                         ------------------------------------
                                         Michael R. Butler, President & Director